Form 10-K
period 2024-12-31
Toyota Auto Receivables 2023-D Owner Trust
filed 2025-03-25
CIK 1994222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of TMCC and Citibank, N.A. (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2024 (the “2024 Reporting Period”) with respect to the pool assets owned by the Trust.  Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2024, and for the 2024 Reporting Period.  In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.
Neither the Report on Assessment nor the Attestation Report for TMCC has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to TMCC.
Neither the Report on Assessment nor the Attestation Report for Citibank, N.A. has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to Citibank, N.A.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

TMCC has been identified by the registrant as a servicer during the 2024 Reporting Period with respect to the pool assets owned by the Trust.  TMCC has provided a statement of compliance for the 2024 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

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

4.2
Indenture, dated as of November 14, 2023, between the Trust and Citibank, N.A., as indenture trustee (the “Indenture Trustee”), and as securities intermediary (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on November 14, 2023, which is incorporated herein by reference).

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 25, 2025.
33.1*	Report on Assessment of Compliance with Applicable Regulation AB Servicing Criteria for Toyota Motor Credit Corporation, dated March 25, 2025.
33.2*	Management’s Assertion of Compliance for Citibank, N.A., dated February 28, 2025.
34.1*
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP on Assessment of Compliance with Applicable Servicing Criteria relating to Toyota Motor Credit Corporation, dated March 25, 2025.

34.2*	Report of Independent Registered Public Accounting Firm of KPMG LLP on Management’s Assertion of Compliance with Applicable Servicing Criteria relating to Citibank, N.A., dated February 28, 2025.
35.1*	Servicer Compliance Statement of Toyota Motor Credit Corporation, dated March 25, 2025.
_____________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Toyota Auto Finance Receivables LLC
(Depositor)
Date: March 25, 2025	By: /s/ James Schofield
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